Form 10-Q
period 2012-03-31
Timberwood Acquisition Corp
filed 2012-05-15
CIK 1540701

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012

                OR

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


                 9454 Wilshire Boulevard, Suite 612
                     Beverly Hills, California 90212
          (Address of principal executive offices)  (zip code)

                              202/387-5400
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           March 31, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2012 (unaudited) and
December 31, 2011                                               2

Statements of Operations for the Three Months Ended
March 31, 2011 and for the Period from December 13, 2011
(Inception) to March 31, 2012 (unaudited)                       3

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and for the Period from December 13, 2011
(Inception) to March 31, 2012 (unaudited)                       4

Notes to Financial Statements (unaudited)                       5-8

                TIMBERWOOD ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

           ASSETS
                                             March 31,        December 31,
                                               2012              2011
                                            ----------        ------------
                                            (Unaudited)
   Current assets

     Cash                                   $  2,000          $   2,000
                                            --------          ---------
   TOTAL ASSETS                             $  2,000          $   2,000
                                            ========          =========


          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities

       Accrued liabilities                 $       - 	      $     400
                                            ---------         ----------
       Total liabilities                                            400
					    ---------         ----------

   Stockholders' Equity

       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding                 -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding                             2,000             2,000

       Additional paid-in capital              2,093		   943
       Accumulated deficit                    (2,093)           (1,343)
                                            ---------         ---------
       Total stockholders' equity              2,000             1,600
                                            ---------         ---------
       TOTAL LIABLILITIES AND
           STOCKHOLDERS' EQUITY             $  2,000          $  2,000
                                            =========         =========

           The accompanying notes are an integral part of these financial statements.


                        TIMBERWOOD ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
				 (unaudited)

  	                                         For the three          For the period
        	     				 months ended           from December 13,
             					    March 31,	        2011 (Inception)
						     2012	       to March 31, 2012
                                                -------------		---------------

      Revenues                                   $        -             $          -

      Cost of revenues                                    -                        -
                                                 -------------          --------------

         Gross profit                                     -                        -
                                                 -------------          --------------

      Operating expenses                                 750	               2,093
                                                 -------------          --------------

      Net loss                                   $      (750)           $     (2,093)
                                                 =============		==============

      Loss per share - basic and diluted         $        -
                                                 =============

      Weighted average shares -                    20,000,000
           basic and diluted                     =============




              The accompanying notes are an integral part of these financial statements.

                                       3

                          TIMBERWOOD ACQUISITION CORPORATION
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                        For the           For the Period from
                                        	      three months        December 13, 2011
                                        	      ended March 31,       (Inception) to
                                       		          2012              March 31, 2012
                                       		      --------------     ----------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss					        $      (750)         $    (2,093)
   Changes in assets and liabilities

       Accrued liabilities                                     (400)                  -
                                                        ------------         ------------
       Net cash used in operating activities                 (1,150)              (2,093)
                                                       ------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock                        -                 2,000
   Proceeds from stockholders' additional
       paid-in capital                                        1,150                2,093
                                                        ------------         ------------
      Net cash provided by financing activities               1,150                4,093
                                                        ------------         ------------

   Net increase in cash                                          -                 2,000

   Cash at beginning of period                                2,000		      -
                                                         ------------         ------------
   Cash at end of period                                 $    2,000          $     2,000
                                          		 ============         ============


  The accompanying notes are an integral part of these financial statements.

                    Timberwood Acquisition Corporation
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Timberwood Acquisition Corporation ("Timberwood" or "the Company") was incorporated on December 13, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Timberwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. Timberwood will attempt to locate and negotiate with a business entity for the combination of that target company with Timberwood. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Timberwood will be successful in locating or negotiating with any target company. Timberwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2012 and December 31, 2011.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

                         Timberwood Acquisition Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2012 and December 31, 2011, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

   Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

   Level 2 inputs are inputs other than quoted prices included within Level
           1 that are observable for the asset or liability, either directly or indirectly.

   Level 3 inputs are unobservable inputs for the asset or liability.

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,093 as of March 31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

                         Timberwood Acquisition Corporation
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair Value
Measurement   Topic 820."  ASU 2011-04 is intended to provide a
consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company's financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

As of March 31, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

There were no equity transactions in the three months ended March 31, 2012.

NOTE 5   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 15, 2012, the date the financial statements issued, and identified the following events or transactions that required recognition or disclosure:

    On May 12, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of its outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

    The current officers and directors resigned.

    New officer(s) and director(s) were appointed and elected.

    On May 14, 2012, the Company issued 19,500,000 shares of its common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      Timberwood Acquisition Corporation ("Timberwood") was incorporated on December 13, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Timberwood has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended on January 27, 2012 to register its class of common stock. Timberwood has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The president of Timberwood is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company.

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

     In analyzing prospective business opportunities, Timberwood may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of Timberwood to search for and enter into potential business opportunities.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     Timberwood has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, Timberwood offers owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company.

     As of March 31, 2012, Timberwood has not generated revenues and has no income or cash flows from operations since inception. The continuation of Timberwood as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with Timberwood. Tiber Creek Corporation will pay all expenses incurred by Timberwood until a change in control is effected, without repayment.

Subsequent Event:

     At the time of filing this Report, the Company has entered into a definitive agreement for the change of control of the Company. The Company is simultaneously filing a Form 8-K reporting the following events:

        On May 12, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of its outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,950.

	The current officers and directors resigned.

	New officer(s) and director(s) were appointed and elected.

	On May 14, 2012, the Company issued 19,500,000 shares of its common stock.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

`ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Timberwood has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

     On December 13, 2011, Timberwood issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

   On May 14, 2012, subsequent to the date covered by this report, the Company issued 19,500,000 shares of its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TIMBERWOOD ACQUISITION CORPORATION

                            By:   /s/ James M. Cassidy
                                  President, Chief Financial Officer

Dated:   May 15, 2012