Form 10-Q
period 2012-06-30
Timberwood Acquisition Corp
filed 2012-08-10
CIK 1540701

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2012

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54593

                       IFU ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

                     TIMBERWOOD ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)


            Delaware                             00-0000000
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                          67 Parkwood Drive
                       Daly City, California 94015
          (Address of principal executive offices)  (zip code)

                             650-392-5151
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 1, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of June 30, 2012 (unaudited) and
December 31, 2011                                               1

Statements of Operations for the Three and Six Months
Ended June 30, 2012, and the Period from December 13,
2011 (Inception) to June 30, 2012 (unaudited)                   2

Statements of Cash Flows for the Six Months Ended
June 30, 2012 and for the Period from December 13, 2011
(Inception) to June 30, 2012 (unaudited)                        3

Notes to Financial Statements (unaudited)                       4-7

                 Timberwood Acquisition Corporation
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2012              2011
                                            ----------        ------------
                                            (Unaudited)
   Current assets

     Cash                                   $  2,000          $   2,000
                                            --------          ---------
   TOTAL ASSETS                             $  2,000          $   2,000
                                            ========          =========


          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities

       Accrued liabilities                 $       - 	      $     400
                                            ---------         ----------
       Total liabilities                           -                400
					    ---------         ----------

   Stockholders' Equity

       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding                 -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding                             2,000             2,000

       Additional paid-in capital              2,843		   943
       Accumulated deficit                    (2,843)           (1,343)
                                            ---------         ---------
       Total stockholders' equity              2,000             1,600
                                            ---------         ---------
       TOTAL LIABLILITIES AND
           STOCKHOLDERS' EQUITY             $  2,000          $  2,000
                                            =========         =========


           The accompanying notes are an integral part of these financial statements.

                        Timberwood Acquisition Corporation
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
				 (unaudited)

  	                                     For the                      For the period
        	     			     three months  For the six    from December 13,
             			             ended June    months ended   2011 (Inception)
					     30, 2012 	   June 30, 2012  to June 30, 2012
                                             ----------    -------------  ----------------

      Revenues                               $      -      $        -      $         -

      Cost of revenues                              -               -                -
                                             ----------    -------------   -------------
      Gross profit                                  -               -                -
                                             ----------    -------------   -------------
      Operating expenses                          750            1,500	          2,843
                                             ----------    -------------   -------------
      Income before tax expense                     0                0                0
                                             ----------    -------------   -------------
      Income taxes                                  0                0                0
                                             ----------    -------------   -------------
      Net loss                               $   (750)      $   (1,500)    $     (2,843)
                                             ===========   =============   =============

      Loss per share - basic and diluted     $   (0.00)	    $    (0.00)
                                             ===========    ============

      Weighted average shares -               19,571,429     19,785,714
           basic and diluted                 -----------    ------------




              The accompanying notes are an integral part of these financial statements.

                                       2


                         Timberwood Acquisition Corporation
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                        For the        For the Period from
                                        	      six months        December 13, 2011
                                        	      ended June 30,    (Inception) to
                                       		          2012            June 30, 2012
                                       		      --------------     ----------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss					        $    (1,500)       $     (2,843)
   Changes in assets and liabilities

       Accrued liabilities                                     (400)                  -
                                                        ------------         ------------
       Net cash used in operating activities                 (1,900)             (2,843)
                                                        ------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from the issuance of common stock                 1,950               3,950
   Redemption of common stock                                (1,950)             (1,950)
   Proceeds from stockholders' additional
       paid-in capital                                        1,900               2,843
                                                        ------------         ------------
      Net cash provided by financing activities               1,900               4,843
                                                        ------------         ------------

   Net increase in cash                                          -                2,000

   Cash at beginning of period                                2,000		      -
                                                         ------------         ------------
   Cash at end of period                                 $    2,000           $    2,000
                                          		 ============         ============


  The accompanying notes are an integral part of these financial statements.

                         Timberwood Acquisition Corporation
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

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

On May 12, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned, resulting in the change of control of the company.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC.

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2012 and December 31, 2011.

                         Timberwood Acquisition Corporation
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $2,843 as of June 30, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

                         Timberwood Acquisition Corporation
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

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

The shareholders of the company will pay all expenses incurred by the Company until a business combination is effected, without repayment.
There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet
(topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.
                                         6

                         Timberwood Acquisition Corporation
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

The FASB issued Accounting Standards Update (ASU) No.
2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange
Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

On May 12, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On May 12, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned.

On May 14, 2012, the Company issued 19,500,000 shares of its common stock at par for an aggregate of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     Timberwood Acquisition Corporation was incorporated on December 13, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2012 the Company amended its certificate of incorporation to change its name to IFU Acquisition Corporation.

    The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended on January 27, 2012 to register its class of common stock. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities
Exchange Act of 1934.

    The former president of the Company is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community. In order to become a trading company, Tiber Creek Corporation may recommend that a company file a registration statement, most likely on Form S-1, following a business combination with the target company.

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

     As of June 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with the Company. Tiber Creek Corporation will pay all expenses incurred by the Company until a change in control is effected, without repayment.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination with a target company.

    Management plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Change in Control

     On May 12, 2012, the following events occurred which resulted in a change in control of the Company:

     The Company redeemed an aggregate of 19,500,000 of the then
20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

    James Cassidy resigend as a director and the president of the Company. James McKillop resigned as a director and the vice president of the Company.

     Peter Tong was appointed president of the Company and En Long Pan was appointed treasurer of the Company.

     The following persons were elected directors of the Company:

     Chun Hau He
     Peter Tong
     En Long Pan
     Zhi Liang Chen
     Yu He
     Xiao Lan Hu
     San Hai He

    On May 14, 2012, the Company issued 19,500,000 shares of its common stock at par for an aggregate of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of
1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

     Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

     A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

     A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

     The Company's plan to remediate those material weaknesses remaining is as follows:

     Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

     Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

     Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following shares of common shares pursuant to Section 4(2) of the Securities Act of 1933 :

     On December 13, 2011, the Company issued the following shares of its common stock:

Name               Number of Shares         Consideration

Tiber Creek Corporation    10,000,000          $1,000
MB Americus LLC            10,000,000          $1,000

     On May 12, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

    On May 14, 2012, the Company issued 19,500,000 shares of its common stock at par for an aggregate of $1,950.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

        (a) On May 23, 2012 the Company amended its certificate of incorporation to change its name to IFU Acquisition Corporation.


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

                           IFU ACQUISITION CORPORATION
                           (formerly Timberwood Acquisition Corporation)

                           By:   /s/ Peter Tong
                           President

Dated:   August 10, 2012