Form 10-Q
period 2012-09-30
Timberwood Acquisition Corp
filed 2012-11-14
CIK 1540701

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           November 1, 2012

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of September 30, 2012 (unaudited) and
December 31, 2011                                               1

Statements of Operations for the three and nine months
ended September 30, 2012, and the period from December 13,
2011 (Inception) to September 30, 2012 (unaudited)              2

Statements of Cash Flows for the nine months ended
September 30, 2012 and the period from December 13, 2011
(Inception) to September 30, 2012 (unaudited)                   3

Notes to Financial Statements (unaudited)                       4-7

                      IFU ACQUISITION CORPORATION
          (FORMERLY KNOWN AS TIMBERWOOD ACQUISITION CORPORATION)
                     (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS

           ASSETS
                                          September 30,        December 31,
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
					    ---------         ----------

   Stockholders' Equity

       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding                 -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding                             2,000             2,000

       Additional paid-in capital             76,483		   943
       Accumulated deficit                   (76,483)           (1,343)
                                            ---------         ---------
       Total stockholders' equity              2,000             1,600
                                            ---------         ---------
       TOTAL LIABLILITIES AND
           STOCKHOLDERS' EQUITY             $  2,000          $  2,000
                                            =========         =========


           The accompanying notes are an integral part of these financial statements.

                         IFU ACQUISITION CORPORATION
             (FORMERLY KNOWN AS TIMBERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
				 (unaudited)

  	                               For the           For the         For the period
      	     			       three months     nine months      from December 13,
             			       ended September  ended September  2011 (Inception)
		 	               30, 2012 	30, 2012         to September 30,
                                                                         2012
                                       ----------       -------------    ----------------

 Revenues                               $      -         $        -       $        -

 Cost of revenues                              -                  -                -
                                        ----------        -------------    -------------
 Gross profit                                  -                  -                -
                                        ----------        -------------    -------------
 Operating expenses                        3,640               75,140	      76,483
                                        ----------        -------------    -------------
 LOss before tax expense                  (3,640)             (75,140)          (76,483)

 Income Taxes                                  -                   -               -

 Net loss                               $  (3,640)        $   (75,140)     $     (76,483)
                                        ===========       =============     =============

 Loss per share - basic and diluted     $   (0.00)	  $    (0.00)
                                        ===========       ============

 Weighted average shares -               20,000,000       19,857,664
       basic and diluted                 -----------      ------------




              The accompanying notes are an integral part of these financial statements.

                                       2


                            IFU ACQUISITION CORPORATION
              (FORMERLY KNOWN AS TIMBERWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                        For the        For the Period from
                                        	      ninemonths        December 13, 2011
                                        	      ended Setpember    (Inception) to
                                       		          30, 2012       September 30, 2012
                                       		      --------------     ----------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss					        $   (75,140)       $    (76,483)
   Changes in assets and liabilities

       Prepaid expenses                                           -                   -

       Accrued liabilities                                     (400)                  -
                                                        ------------         ------------
       Net cash used in operating activities                (75,540)            (76,483)
                                                        ------------         ------------
CASH FLOW FROM FINANCING ACTIVITIES

   Proceeds from the issuance of common stock                 1,950               3,950
   Redemption of common stock                                (1,950)             (1,950)
   Proceeds from stockholders' additional
       paid-in capital                                       75,540              76,483
                                                        ------------         ------------
      Net cash provided by financing activities              75,540              78,483
                                                        ------------         ------------

   Net increase in cash                                          -                2,000

   Cash at beginning of period                                2,000		      -
                                                         ------------         ------------
   Cash at end of period                                 $    2,000           $    2,000
                                          		 ============         ============


  The accompanying notes are an integral part of these financial statements.

                          IFU ACQUISITION CORPORATION
               (FORMERLY KNOWN AS TIMBERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICY

Timberwood Acquisition Corporation (the "Company") was incorporated on December 13, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2012, the then shareholders of the corporation and the board of Directors unanimously approved the change of the registrant's name to IFU Acquisition Corporation and filed such change with the State of Delaware. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On May 12, 2012, new officers and directors were appointed and elected and the prior officers and directors resigned, resulting in the change of control of the company.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011
(2011 Form 10-K) as filed with the SEC on March 28, 2012.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. CONCENTRATION OF RISK
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2012 and December 31, 2011.

                          IFU ACQUISITION CORPORATION
               (FORMERLY KNOWN AS TIMBERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012 and December 31, 2011, there are no outstanding dilutive securities.

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

The Company monitors the market conditions and evaluates the fair value hierarchy levels at least quarterly. For any transfers in and out of the levels of the fair value hierarchy, the Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

                          IFU ACQUISITION CORPORATION
               (FORMERLY KNOWN AS TIMBERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $76,483 as of September 30, 2012. The
Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

The FASB issued Accounting Standards Update (ASU) No.
2012-02 Intangibles Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on July 27, 2012, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. The adoption of this ASU will not have a material impact on the company's financial statements.

                          IFU ACQUISITION CORPORATION
               (FORMERLY KNOWN AS TIMBERWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                                (unaudited)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

On May 12, 2012, the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of its outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,950.

On May 14, 2012, the Company issued 19,500,000 shares of its common stock at par for an aggregate of $1,950 representing 97.5% of the total outstanding 20,000,000 shares of common stock.

In May 2012, the stockholders' of the company paid professional fees to Tiber Creek amounted $70,000 on behalf of the Company. The professional fees were recorded under additional paid in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     IFU Acquisition Corporation (formerly Timberwood Acquisition Corporation) was incorporated on
December 13, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On May 23, 2012 the Company amended its certificate of incorporation to change its name to IFU Acquisition Corporation.

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

     As of September 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. The Company has sustained operating losses since inception and has an accumulated deficit of $76,483 as of September 30, 2012.

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


ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

     Pursuant to Rule 13a-15(b) under the Securities Exchange Act of
1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

     Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of September30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:   November 13, 2012